Form 10-Q
period 2024-09-30
DeltaSoft Corp
filed 2024-11-13
CIK 2020919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-280519

DeltaSoft Corp.
(Exact name of registrant as specified in its charter)

Wyoming	7371	32-0761940
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

91 Portland Road

London W11 4LN

United Kingdom

+44-20-3575-1093

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Wyoming Registered Agent.

1621 Central Ave

Cheyenne, WY 82001

+1-307-637-5151

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2024
Common Stock: $0.001	3,500,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

3

DELTASOFT CORP.

BALANCE SHEETS

	September 30, 2024 (Unaudited)	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$556	$3,531
Total Current Assets	556	3,531

Intangible Asset, Net	27,000	–

TOTAL ASSETS	$27,556	$3,531

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$7,039	$–
Related Party Loan	5,304	304
Total Current Liabilities	12,343	304

Total Liabilities	12,343	304

STOCKHOLDER’S EQUITY (DEFICIT):
Common stock: $0.001 par value, 75,000,000 shares authorized, 3,500,000 shares issued and outstanding	3,500	3,500
Accumulated Income (Deficit)	11,713	(273)
Total Stockholder’s Equity (Deficit)	15,213	3,227

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$27,556	$3,531

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Six months ended September 30, 2024	Six months ended September 30, 2023

REVENUE	$7,330	$–	$27,984	$–
Cost of Goods Sold	1,000	–	4,000	–
Gross Profit	6,330	–	23,984

OPERATING EXPENSES:
General and Administrative Expenses	3,555	–	3,682	–
Professional Fees	1,000	–	8,350	–
Total Operating Expenses	4,555	–	12,032	–

Net Income (Loss) from Operations	1,775	–	11,952	–

Provision for Income Taxes	–	–	–	–

Net Income (Loss)	$1,775	$–	$11,952	$–

Other Comprehensive Income (Loss):
Foreign Exchange Gains (Losses)	34	–	34	–

Comprehensive Income (Loss)	$1,809	$–	$11,986	$–

Net Income (Loss) per Common Share – Basic & Diluted	$0.00	$–	$0.00	$–

Weighted Average Number of Common Shares Outstanding - Basic & Diluted	3,500,000	–	3,500,000	–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

For the three and six months ended September 30, 2024 and 2023

(Unaudited)

	Common stock		Accumulated	Total Stockholder’s
	Shares	Amount	Income (Deficit)	Equity (Deficit)

Balance as of March 31, 2024	3,500,000	$3,500	$(273)	$3,227

Net Income (Loss) for the Period	–	–	10,177	10,177

Balance as of June 30, 2024	3,500,000	3,500	9,904	13,404

Net Income (Loss) for the Period	–	–	1,809	1,809

Balance as of September 30, 2024	3,500,000	$3,500	$11,713	$15,213

Balance as of March 31, 2023	–	$–	$–	$–

Net Income (Loss) for the Period	–	–	–	–

Balance as of June 30, 2023	–	–	–	–

Net Income (Loss) for the Period	–	–	–	–

Balance as of September 30, 2023	–	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended September 30, 2024	Six months ended September 30, 2023

OPERATING ACTIVITIES:
Net income (loss)	$11,986	$–
Adjustments to reconcile net loss to net cash (used in) operating activities
Accounts payable	7,039	–
Net cash used in Operating Activities	19,025	–

INVESTING ACTIVITIES:	–	–
Software development costs	(27,000)	–
Net cash used in Investing Activities	(27,000)	–

FINANCING ACTIVITIES:
Proceeds from related party loan	5,000	–
Net cash used in Financing Activities	5,000	–

Net Change in Cash for period	(2,975)	–

Cash at beginning of period	3,531	–

Cash at end of period	$556	$–

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes	$–	$–
Cash Paid for Interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

DeltaSoft Corp. (the “Company”) was incorporated in January 4th 2024 under the laws of the State of Wyoming. We are development stage company and intends to commence operations in IT consulting services and software development.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As reflected in the financial statements, the Company had an accumulated income of $11,713 at September 30, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2024, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2025. These unaudited condensed financial statements should be read in conjunction with the March 31, 2024 financial statements and notes thereto.

The Company’s year-end is March 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Specifically, Section 606-10-50 requires an entity to provide information about:

a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories;

b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities;

c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract;

d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

Net Income (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

As of September 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholder’s equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from January 4, 2024 (inception) through March 31, 2024, there was no difference between our net income (loss) and comprehensive income (loss). For the six months ended September 30, 2024, our net income was $11,952 and comprehensive income was $11,986.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from January 4, 2024 (inception) through September 30, 2024, our sole director has loaned to the Company $5,304 for operating expenses. This loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 30, 2024, the Company issued 3,500,000 shares of common stock to its President and Incorporator for consideration of $3,500 at par value $0.001 per share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the six months ended September 30, 2024 and the period from inception (January 4, 2024) to March 31, 2024 consists of the following:

	Six months ended September 30, 2024	For the period from January 4, 2024 (inception) through March 31, 2024
Federal income tax benefit attributable to:
Current Operations	$11,713	$273
Less: valuation allowance	(11,713)	(273)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Six months ended September 30, 2024	For the period from January 4, 2024 (inception) through March 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$2,460	$57
Less: valuation allowance	–	(57)
Net deferred tax asset	$2,460	$–

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

DESCRIPTION OF BUSINESS

We are a development-stage company currently launching operations in software development and the online industry. We created a comprehensive, all-in-one platform for seamless project planning and performance management. Platform is located at www. https://deltasoft.work. Our promoting web site is https://deltasoft360.com/ . Here are the current benefits users can experience:

Planning

At the project planning stage, the DeltaSoft program now allows for quick and detailed creation of project descriptions and requirements, both through convenient and thoughtful forms/surveys and with the help of AI.

Tasks

During the task creation stage for project implementation, the DeltaSoft program enables quick and easy creation and division of the main project into a series of subprojects and tasks for direct execution. This can be done independently using forms in the control panel or by utilizing AI functionality.

Performers

The DeltaSoft program assists in selecting and distributing performers (freelancers) and creating a team for specific projects or individual tasks. Users can create advertisements independently in the control panel or with the help of AI, which suggests a list of roles for a specific project and helps create advertisements.

Project Management and Tracking

For project management, the DeltaSoft program offers a range of functionalities to ensure the most convenient and effective task execution. These include features like WBS (Work Breakdown Structure), stages, roadmap, weekly planning, product hub, and more.

In summary, the DeltaSoft program facilitates the quick and convenient creation and execution of projects, products, or any other complex tasks, guiding the user through all stages of execution. The integrated AI functionality significantly saves time, speeding up and simplifying each stage, ultimately leading to maximum efficiency and speed of project execution.

Currently, we are at the beginning of a marketing campaign to promote our website platform. We will create additional websites to explain our services and attract our potential customers. Our platform is operational, and we are working on improving and maintaining it.

Application Structure from the User’s Perspective.

The application is organized into 5 primary sections: Overview, Projects, Tasks, People, and Reporting, each designed to streamline the user’s experience.

Overview

This is the entry point for users, presenting a comprehensive snapshot or bird’s eye view of the current status across all projects. It’s tailored to give users a quick and broad understanding of their projects’ standings at a glance.

Projects

In the Projects section, users are provided with a list showcasing each project along with vital details like the project’s current status, assigned team members, progress, and more. Selecting a project navigates the user to a page dedicated to that project, offering a detailed description, a list of subprojects, and the specific tasks required for the project’s completion.

Tasks

Upon selecting a specific task, users can access detailed information about it. The Tasks section is particularly useful as it compiles a list of all tasks across all projects, sorted by time frames such as today, tomorrow, and the upcoming week. This organization helps users understand the scope of work for any chosen period, facilitating better planning and management.

People

The People category is designed to show users a roster of team members, detailing who is assigned to which project and their respective tasks. This feature aids in the coordination and allocation of resources efficiently.

Reporting

Finally, the Reporting section allows users to view the list of tasks in a graphical format. This visual representation is intended to help users easily track progress and task distribution, providing a clear and immediate understanding of project dynamics and workload distribution.

Revenue

Our revenue strategy centers on the markup on freelancer fees. This approach means we’ll charge our clients a premium over the rates we pay to freelancers for their services.

Profit Margin: By adopting this model, we aim to derive a direct profit from the transactions facilitated on our soon-to-launch platform. The discrepancy between the charges to clients and payments to freelancers will constitute our profit margin, potentially becoming a significant revenue stream. We anticipate that clients will value the simplicity and transparency of handling payments through our platform, being prepared to pay extra for the convenience and reliability it offers.

Competition and Marketing

Our competitors would be other platforms that facilitate freelance work across various sectors, including but not limited to technology, design, writing, marketing, and consulting services. Some of the well-known competitors in this space include:

1.	Upwork - A global freelancing platform where businesses and independent professionals connect and collaborate remotely.
2.	Fiverr - An online marketplace for freelance services, offering a platform for freelancers to offer services to customers worldwide.
3.	Freelancer.com - One of the largest freelancing and crowdsourcing marketplaces by number of users and projects.
4.	Toptal - A network of freelance software engineers, designers, and finance experts, focusing on connecting top-tier freelancers with corporate clients.
5.	Guru - A platform that provides freelancers the opportunity to find various jobs and projects in multiple disciplines.
6.	PeoplePerHour - This platform enables clients to find freelance workers for specific projects, with a wide range of skill sets available.

To market our platform that connects freelancers with clients and earns revenue through markup on freelancer fees, we will implement a comprehensive strategy:

Content Marketing: We will create valuable, SEO-optimized content aimed at both freelancers and clients to position ourselves as industry leaders.

Social Media Marketing: We’ll actively engage with our audience on platforms like LinkedIn, Twitter, and Facebook, and run targeted advertising campaigns to reach specific demographics.

Email Marketing: We plan to build an email list by offering resources that add value, through which we’ll send regular updates and personalized content.

Referral Programs: We’ll incentivize our current users to refer new freelancers and clients by offering rewards, enhancing our user base organically.

Partnerships and Collaborations: We aim to partner with industry influencers and other platforms for increased visibility and mutually beneficial promotions.

PPC Advertising: We will invest in PPC campaigns on platforms like Google Ads to direct targeted traffic to our site.

Networking and Community Building: We’ll engage with online communities relevant to our target audience and host events like webinars to showcase our platform’s benefits.

Highlighting Competitive Advantages: We’ll ensure our platform’s unique features and benefits are well communicated to differentiate us from competitors.

Leveraging Customer Testimonials: Success stories and testimonials from satisfied users will be shared to build trust and credibility among potential users.

Public Relations: We plan to generate media coverage by pitching interesting stories about our platform to industry publications and news outlet

Employees; Identification of Certain Significant Employees.

We have no employees other than our sole officer and director, Andrey Novokhatski, who currently devotes approximately twenty hours per week to company matters.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Periods Ended September 30, 2024 and 2023:

During the three months ended September 30, 2024 and 2023, the Company generated $7,330 and $0 of revenue, respectively. The cost of goods sold for the three months ended September 30, 2024 and 2023was $1,000 and $0, respectively.

Total expenses for the three months ended September 30, 2024 were $4,555 consisting of general and administrative expenses ($3,555) and professional fees ($1,000). Total expenses for the three months ended September 30, 2023 were $0. Expenses increased due to the Company’s operational activities.

For the three months ended September 30, 2024 and 2023, the company recorded a net income of $1,775 and $0, respectively.

The total other comprehensive income for the three months ended September 30, 2024 and 2023 were $34 and $0, respectively.

Six Months Periods Ended September 30, 2024 and 2023:

During the six months ended September 30, 2024 and 2023, the Company generated $27,984 and $0 of revenue, respectively. The cost of goods sold for the six months ended September 30, 2024 and 2023was $4,000 and $0, respectively.

Total expenses for the six months ended September 30, 2024 were $12,032 consisting of general and administrative expenses ($3,682) and professional fees ($8,350). Total expenses for the six months ended September 30, 2023 were $0. Expenses increased due to the Company’s operational activities.

For the six months ended September 30, 2024 and 2023, the company recorded a net income of $11,952 and $0, respectively.

The total other comprehensive income for the six months ended September 30, 2024 and 2023 were $34 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, the Company’s total assets were $27,556 consisting of cash ($556) and intangible assets ($27,000). As of September 30, 2024, our total liabilities were $12,343 consisting of director loan ($5,304) and accounts payable ($7,039).

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended September 30, 2024, was $19,025.

Cash Flows from Investing Activities

Cash flows from investing activities for the six months ended September 30, 2024, was $27,000.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended September 30, 2024, was $5,000.

Plan of Operation and Funding

As of the date of this Form 10-Q, the current funds available to the Company should be sufficient to continue maintaining our reporting status until we raise funds from our offering. In case raising funds will take longer than planned, or our short-term expenses exceed our expectations, the company’s sole officer and director, Andrey Novokhatski, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. We believe that we will obtain this loan from our director as he is the majority owner of the company and therefore has an incentive to finance us.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $14,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No report required.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No report required.

Item 3. Defaults Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTASOFT, CORP.

Date:	November 13 , 2024	By:	/s/ Andrey Novokhatski
Andrey Novokhatski
Chief Executive Officer and Director (Principal Executive Officer), Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

