Form 10-Q
period 2024-12-31
DeltaSoft Corp
filed 2025-02-13
CIK 2020919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 10, 2025
Common Stock: $0.001	5,142,401

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

3

DELTASOFT CORP.

BALANCE SHEETS

	December 31, 2024 (Unaudited)	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$13,775	$3,531
Prepaid Expenses	8,760	–
Total Current Assets	22,535	3,531

Intangible Asset, Net	24,750	–

TOTAL ASSETS	$47,285	$3,531

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$8,039	$–
Related Party Loan	5,831	304
Total Current Liabilities	13,870	304

Total Liabilities	13,870	304

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,368,944 and 3,500,000 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	4,369	3,500
Additional Paid in Capital	16,510	–
Accumulated Income (Deficit)	12,536	(273)
Total Stockholders’ Equity (Deficit)	33,415	3,227

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$47,285	$3,531

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023	Nine months ended December 31 2024	Nine months ended December 31, 2023

REVENUE	$8,372	$–	$36,356	$–
Cost of Goods Sold	3,000	–	7,000	–
Gross Profit	5,372	–	29,356

OPERATING EXPENSES:
General and Administrative Expenses	2,249	–	5,931	–
Professional Fees	2,300	–	10,650	–
Total Operating Expenses	4,549	–	16,581	–

Net Income (Loss) from Operations	823	–	12,775	–

Provision for Income Taxes	–	–	–	–

Net Income (Loss)	$823	$–	$12,775	$–

Other Comprehensive Income (Loss):
Foreign Exchange Gains (Losses)	–	–	34	–

Comprehensive Income (Loss)	$823	$–	$12,809	$–

Net Income (Loss) per Common Share – Basic & Diluted	$0.00	$–	$0.00	$–

Weighted Average Number of Common Shares Outstanding - Basic & Diluted	3,826,346	–	3,609,177	–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended December 31, 2024 and 2023

(Unaudited)

	Common stock		Additional Paid in	Accumulated Income	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance as of March 31, 2024	3,500,000	$3,500	$–	$(273)	$3,227

Net Income (Loss) for the Period	–	–	–	10,177	10,177

Balance as of June 30, 2024	3,500,000	3,500	–	9,904	13,404

Net Income (Loss) for the Period	–	–	–	1,809	1,809

Balance as of September 30, 2024	3,500,000	$3,500	$–	$11,713	$15,213

Common Shares Issued for Cash	868,944	869	16,510	–	17,379

Net Income (Loss) for the Period	–	–	–	823	823

Balance as of December 31, 2024	4,368,944	$4,369	$16,510	$12,536	$33,415

Balance as of March 31, 2023	–	$–	$–	$–	$–

Net Income (Loss) for the Period	–	–	–	–	–

Balance as of June 30, 2023	–	–	–	–	–

Net Income (Loss) for the Period	–	–	–	–	–

Balance as of September 30, 2023	–	$–	$–	$–	$–

Net Income (Loss) for the Period	–	–	–	–	–

Balance as of December 31, 2023	–	$–	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months ended December 31. 2024	Nine months ended December 31, 2023

OPERATING ACTIVITIES:
Net income (loss)	$12,809	$–
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization	2,250	–
Prepaid expenses	(8,760)	–
Accounts payable	8,039	–
Net cash used in Operating Activities	14,338	–

INVESTING ACTIVITIES:	–	–
Software development costs	(27,000)	–
Net cash used in Investing Activities	(27,000)	–

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	17,379	–
Proceeds from related party loan	5,527	–
Net cash used in Financing Activities	22,906	–

Net Change in Cash for period	10,244	–

Cash at beginning of period	3,531	–

Cash at end of period	$13,775	$–

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes	$–	$–
Cash Paid for Interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

DeltaSoft Corp. (the “Company”) was incorporated in January 4th 2024 under the laws of the State of Wyoming. We are development stage company and intends to commence operations in IT consulting services and software development.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As reflected in the financial statements, the Company had an accumulated income of $12,536 as of December 31, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 31, 2024, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2025. These unaudited condensed financial statements should be read in conjunction with the March 31, 2024 financial statements and notes thereto.

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

As of December 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from January 4, 2024 (inception) through March 31, 2024, there was no difference between our net income (loss) and comprehensive income (loss). For the nine months ended December 31, 2024, our net income was $12,775 and comprehensive income was $12,809.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from January 4, 2024 (inception) through December 31, 2024, our sole director has loaned to the Company $5,831 for operating expenses. This loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 30, 2024, the Company issued 3,500,000 shares of common stock to its President and Incorporator for consideration of $3,500 at par value $0.001 per share.

In October 2024 the Company issued 115,212 shares of common stock for cash proceeds of $2,304 at $0.02 per share.

In November 2024 the Company issued 491,834 shares of common stock for cash proceeds of $9,837 at $0.02 per share.

In December 2024 the Company issued 261,898 shares of common stock for cash proceeds of $5,238 at $0.02 per share.

There were 4,368,944 and 3,500,000 shares of common stock issued and outstanding as of December 31, 2024, and March 31, 2024, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the nine months ended December 31, 2024 and the period from inception (January 4, 2024) to March 31, 2024 consists of the following:

	Nine months ended December 31, 2024	For the period from January 4, 2024 (inception) through March 31, 2024
Federal income tax benefit attributable to:
Current Operations	$12,536	$273
Less: valuation allowance	(12,536)	(273)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Nine months ended December 31, 2024	For the period from January 4, 2024 (inception) through March 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$2,633	$57
Less: valuation allowance	(2,633)	(57)
Net deferred tax asset	$–	$–

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Periods Ended December 31, 2024 and 2023:

During the three months ended December 31, 2024 and 2023, the Company generated $8,372 and $0 of revenue, respectively. The cost of goods sold for the three months ended December 31, 2024 and 2023was $3,000 and $0, respectively.

Total expenses for the three months ended December 31, 2024 were $4,549 consisting of general and administrative expenses ($2,249) and professional fees ($2,300). Total expenses for the three months ended December 31, 2023 were $0. Expenses increased due to the Company’s operational activities.

For the three months ended December 31, 2024 and 2023, the company recorded a net income of $823 and $0, respectively.

Nine Months Periods Ended December 31, 2024 and 2023:

During the nine months ended December 31, 2024 and 2023, the Company generated $36,356 and $0 of revenue, respectively. The cost of goods sold for the nine months ended December 31, 2024 and 2023was $7,000 and $0, respectively.

Total expenses for the nine months ended December 31, 2024 were $16,581 consisting of general and administrative expenses ($5,931) and professional fees ($10,650). Total expenses for the nine months ended December 31, 2023 were $0. Expenses increased due to the Company’s operational activities.

For the nine months ended December 31, 2024 and 2023, the company recorded a net income of $12,775 and $0, respectively.

The total other comprehensive income for the nine months ended December 31, 2024 and 2023 were $34 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, the Company’s total assets were $47,285 consisting of cash ($13,775), prepaid expenses ($8,760) and intangible assets ($24,750). As of December 31, 2024, our total liabilities were $13,870 consisting of director loan ($5,831) and accounts payable ($8,039).

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2024, was $14,338.

Cash Flows from Investing Activities

Cash flows from investing activities for the nine months ended December 31, 2024, was $27,000.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended December 31, 2024, was $22,906.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

DELTASOFT, CORP.

Date:	February 13, 2025	By:	/s/ Andrey Novokhatski
Andrey Novokhatski
Chief Executive Officer and Director (Principal Executive Officer), Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

