Form 10-K
period 2025-03-31
DeltaSoft Corp
filed 2025-09-11
CIK 2020919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from __________ to __________

Commission file number 333-280519

DeltaSoft Corp.

(Exact name of registrant as specified in its charter)

Wyoming	32-0761940
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

91 Portland Road

London W11 4LN

United Kingdom

+44-74-4195-7262

deltasoftcorp@protonmail.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Wyoming Registered Agent

1621 Central Ave

Cheyenne, WY 82001

+1-307-637-5151

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 30, 2024, the number of shares held by non-affiliates was approximately 0 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price as of September 30, 2024, (the second quarter end date) was $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 11, 2025
Common Stock: $0.001	5,317,706

i

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

We are a development-stage company currently operating in the software and online industries. We have created a comprehensive, all-in-one platform for seamless project planning and performance management, available at https://deltasoft.work. Our promotional website is https://deltasoft360.com. We have also developed and launched a mobile application, currently available for Android users. Additionally, we have a dedicated website promoting this mobile application. Here are the current benefits users can experience:

Planning: Quickly create detailed project descriptions using smart forms or AI.

Tasks: Break projects into subprojects and tasks with ease, using forms or AI assistance.

Performers: Find and assign freelancers by creating ads manually or with AI-generated role suggestions.

Management: Use tools like WBS, roadmaps, weekly planning, and product hubs for effective tracking and control.

In summary, the DeltaSoft program facilitates the quick and convenient creation and execution of projects, products, or any other complex tasks, guiding the user through all stages of execution. The integrated AI functionality significantly saves time, speeding up and simplifying each stage, ultimately leading to maximum efficiency and speed of project execution.

We are currently running a marketing campaign to promote our website platform. Additionally, we are marketing our mobile application. We've also created supplementary websites to explain our services and attract potential customers. Our platform is fully operational, and we are continuously working to improve and maintain it.

Application Structure – User View

The app has 5 main sections to simplify project management:

•	Overview: A quick snapshot of all projects' status at a glance.
•	Projects: View and manage each project, including teams, progress, and tasks.
•	Tasks: See all tasks across projects, organized by timeframe (today, tomorrow, week).
•	People: Track who’s assigned to what across teams and projects.
•	Reporting: Visual dashboards to monitor progress and workload distribution.

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

To market our platform that connects freelancers with clients and earns revenue through markup on freelancer fees, we will implement a comprehensive strategy:

•	Referral Program: Our referral system will reward users for inviting others to the platform, helping us grow organically through trusted networks.
•	Strategic Partnerships: We will explore collaborations with project management consultants and freelance hubs to increase visibility and provide added value to users.
•	Targeted PPC Campaigns: We will invest in Google Ads and other paid channels to attract high-intent users searching for project planning solutions.
•	Community Engagement: We will actively participate in relevant forums and plan to host webinars and live demos to showcase platform features.
•	Media Outreach: We are preparing to pitch feature stories to tech blogs and startup media to boost brand recognition.

Our current users benefit from:

•	Intuitive planning tools with AI support
•	Centralized task management across projects
•	Streamlined freelancer hiring and team collaboration
•	Real-time progress tracking and visual reporting dashboards

Employees; Identification of Certain Significant Employees.

We have no employees other than our sole officer and director, Andrey Novokhatski, who currently devotes approximately twenty hours per week to company matters.

Government Regulation

We are subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints.

The company upon implementing its business plan expects to be in compliance with U.S. federal laws, including the U.S. Privacy Act of 1974, Health Insurance Portability and Accountability Act of 1996, Children's Online Privacy Protection Act of 1998 (COPPA), 1999 Gramm-Leach Bliley Act that protects the rights and data of U.S. consumers, patients, minors and others.

The Nevada state laws (Nevada Revised Statutes – NRS)

CHAPTER 603A - SECURITY AND PRIVACY OF PERSONAL INFORMATION

SECURITY OF INFORMATION MAINTAINED BY DATA COLLECTORS AND OTHER BUSINESSES

State of Nevada Online Privacy Policy - Effective Date 11/25/02 | 3.03 B.

Law of Georgia in cybersecurity№6391-Ic

Law of Georgia in security and privacy of personal information №5669-PC

We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

DESCRIPTION OF PROPERTY

Our business office is located at 91 Portland Road, London W11 4LN, United Kingdom. This address was provided by sole officer and president, Mr. Andrey Novokhatski. Our telephone number is +44 20 3575 1093

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

The Company has implemented processes designed to identify, assess, and manage material risks from cybersecurity threats. These include system monitoring, vulnerability assessments, employee training, and incident response planning. The Company currently relies on third-party hosting and software providers for its core platform operations, email communications, and data storage, and these vendors maintain their own cybersecurity programs, including network protection, access controls, and incident response procedures.

Our Board of Directors oversees cybersecurity risk as part of its overall risk management responsibilities, and management provides periodic updates on cybersecurity matters. The Company has adopted an incident response plan to ensure timely detection, containment, and remediation of potential threats.

During the fiscal year ended March 31, 2025, the Company did not experience any material cybersecurity incidents.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained.

HOLDERS

As of September 11, 2025, the Company had 5,317,706 shares of our common stock issued and outstanding held by our shareholders.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the year ended March 31, 2025 and the period from January 4, 2024 (inception) through March 31, 2024.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

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

In January 2025 the Company issued 646,457 shares of common stock for cash proceeds of $12,929 at $0.02 per share.

In February 2025 the Company issued 302,305 shares of common stock for cash proceeds of $6,046 at $0.02 per share.

There were 5,317,706 and 3,500,000 shares of common stock issued and outstanding as of March 31, 2025 and 2024, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024:

During the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, the Company generated $46,431 and $0 of revenue, respectively. The cost of goods sold for the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, was $12,300 and $0, respectively. The increase in total revenue was due to an overall increase in sales volume.

Total expenses for the year ended March 31, 2025 were $34,592 consisting of general and administrative expenses ($20,540) and professional fees ($14,052). Total expenses for the period from January 4, 2024 (inception) through March 31, 2024, were $273 consisting of general and administrative expenses ($74) and professional fees ($199). Expenses increased due to the Company’s operational activities.

For the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, the company recorded a net loss of $461 and $273, respectively.

The other comprehensive income for the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, were $34 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025 and 2024, the Company’s total assets were $82,972 and $3,531, respectively. Total assets were comprised of $38,771 in cash ($3,531 as of March 31, 2024) and $44,201 in intangible assets ($0 as of March 31, 2024). As of March 31, 2025, our total liabilities were $43,818 ($304 as of March 31, 2024) consisting of $32,687 in accounts payable ($0 as of March 31, 2024) and $11,131 in director loan ($304 as of March 31, 2024).

Cash Flows from Operating Activities

For the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, net cash flows used in operating activities was $37,059 and $273, respectively.

Cash Flows from Investing Activities

For the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, net cash flows used in investing activities was $49,000 and $0, respectively.

Cash Flows from Financing Activities

For the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, net cash flows provided by financing activities was $47,181 and $3,804, respectively.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial reporting.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The Company's financial statements for the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, immediately follow.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accounting Firm (ID: 6993)	7

Report of Independent Registered Public Accounting Firm	8

Balance Sheets as of March 31, 2025 and 2024	9

Statements of Operations for the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024	10

Statements of Stockholders’ Equity (Deficit) or the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024	11

Statements of Cash Flows for the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024	12

Notes to the Audited Financial Statements	13

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Deltasoft Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deltasoft Corp. as of March 31, 2025, and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $461 and an accumulated deficit of $700 for the year ended March 31, 2025. The continuation of the Company as a going concern is dependent upon continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses. Furthermore, the company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

September 9, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

DeltaSoft Corp.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of DeltaSoft Corp. (the “Company”) as of March 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

June 26, 2024

PCAOB ID Number 6797

DELTASOFT CORP.

BALANCE SHEETS

	March 31, 2025	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$38,771	$3,531
Total Current Assets	38,771	3,531

Intangible Asset, Net	44,201	–

TOTAL ASSETS	$82,972	$3,531

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$32,687	$–
Related Party Loan	11,131	304
Total Current Liabilities	43,818	304

Total Liabilities	43,818	304

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,317,706 and 3,500,000 shares issued and outstanding as of March 31, 2025 and 2024, respectively	5,318	3,500
Additional Paid in Capital	34,536	–
Accumulated Income (Deficit)	(700)	(273)
Total Stockholders’ Equity (Deficit)	39,154	3,227

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$82,972	$3,531

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2025	For the period from January 4, 2024 (inception) through March 31, 2024

REVENUE	$46,431	$–
Cost of Goods Sold	12,300	–
Gross Profit	34,131

OPERATING EXPENSES:
General and Administrative Expenses	20,540	74
Professional Fees	14,052	199
Total Operating Expenses	34,592	273

Net Income (Loss) from Operations	(461)	(273)

Provision for Income Taxes	–	–

Net Income (Loss)	$(461)	$(273)

Other Comprehensive Income (Loss):
Foreign Exchange Gains (Losses)	34	–

Comprehensive Income (Loss)	$(427)	$(273)

Net Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic & Diluted	3,960,697	39,773

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Income (Deficit)	Equity (Deficit)

Balance as of January 4, 2024	–	$–	$–	$–	$–

Common Shares Issued for Cash	3,500,000	3,500	–	–	3,500
Net Income (Loss) for the Period	–	–	–	(273)	(273)

Balance as of March 31, 2024	3,500,000	$3,500	$–	$(273)	$3,227

Common Shares Issued for Cash	1,817,706	1,818	34,536	–	36,354
Net Income (Loss) for the Period	–	–	–	(427)	(427)

Balance as of March 31, 2025	5,317,706	$5,318	$34,536	$(700)	$39,154

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

STATEMENTS OF CASH FLOW

	For the year ended March 31, 2025	For the period from January 4, 2024 (inception) through March 31, 2024

OPERATING ACTIVITIES:
Net income (loss)	$(427)	$(273)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization	4,799	–
Accounts payable	32,687	–
Net cash used in Operating Activities	37,059	(273)

INVESTING ACTIVITIES:
Software development costs	(49,000)	–
Net cash used in Investing Activities	(49,000)	–

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	36,354	3,500
Proceeds from related party loan	10,827	304
Net cash provided by Financing Activities	47,181	3,804

Net Increase (Decrease) in Cash for period	35,240	3,531

Cash at beginning of period	3,531	–

Cash at end of period	$38,771	$3,531

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes	$–	$–
Cash Paid for Interest	$–	$–

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

DeltaSoft Corp. (the “Company”) was incorporated in January 4th 2024 under the laws of the State of Wyoming. We are development stage company and intends to commence operations in IT consulting services and software development.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As reflected in the financial statements, the Company had an accumulated deficit of $700 as of March 31, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Software Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In September 2024, the Company capitalized software development costs of $27,000, which will be amortized over three years. As of March 31, 2025, the total amount of software development cost was $27,000 and the amortization expense was $4,500. The Company expects to recognize amortization expense of $9,000 for the fiscal year ending March 31, 2026, amortization expense of $9,000 for the fiscal year ending March 31, 2027 and amortization expense of $4,500 for the fiscal year ending March 31, 2028.

In February and March 2025, the Company capitalized website development costs of $7,500 and $6,500, which will be amortized over three years, respectively. As of March 31, 2025, the total amount of website development cost was $14,000 and the amortization expense was $299. The Company expects to recognize amortization expense of $4,667 for the fiscal year ending March 31, 2026, amortization expense of $4,667 for the fiscal year ending March 31, 2027 and amortization expense of $4,367 for the fiscal year ending March 31, 2028.

In March 2025, the Company capitalized mobile application development costs of $8,000, which will be amortized over three years. As of March 31, 2025, the total amount of mobile application development cost was $8,000 and the amortization expense was $0, because these costs were capitalized on the last day of the year. The Company expects to recognize amortization expense of $2,667 for the fiscal year ending March 31, 2026, amortization expense of $2,667 for the fiscal year ending March 31, 2027 and amortization expense of $2,666 for the fiscal year ending March 31, 2028.

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

Revenue comes from clients who pay for the services the company provides. The Company offers access to its platform, where a client can create a project either with the help of freelancers or with the assistance of our company.

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

As of March 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from January 4, 2024 (inception) through March 31, 2024, there was no difference between our net income (loss) and comprehensive income (loss). For the year ended March 31, 2025, our net loss was $461 and comprehensive loss was $427.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from January 4, 2024 (inception) through March 31, 2025, our sole director has loaned to the Company $11,131 for operating expenses. This loan is unsecured, non-interest bearing and due on demand.

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

In January 2025 the Company issued 646,457 shares of common stock for cash proceeds of $12,929 at $0.02 per share.

In February 2025 the Company issued 302,305 shares of common stock for cash proceeds of $6,046 at $0.02 per share.

There were 5,317,706 and 3,500,000 shares of common stock issued and outstanding as of March 31, 2025 and 2024, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the years ended March 31, 2025 and the period from inception (January 4, 2024) to March 31, 2024 consists of the following:

	For the year ended March 31, 2025	For the period from January 4, 2024 (inception) through March 31, 2024
Federal income tax benefit attributable to:
Current Operations	$(700)	$(273)
Less: valuation allowance	700	273
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	For the year ended March 31, 2025	For the period from January 4, 2024 (inception) through March 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$(147)	$(57)
Less: valuation allowance	147	57
Net deferred tax asset	$–	$–

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

On July 21, 2025, the Board of Directors of Deltasoft Corp. (the “Company”) approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2025, effective immediately, and dismissed Bush & Associates CPA LLC, on July 21, 2025 as the Company’s independent registered public accounting firm.

During the course of their engagement there were no disagreements with Bush on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of With, would have caused Bush to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period Bush was engaged as the Company’s Auditors.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Andrey Novokhatski, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. The company currently lacks an adequate internal control structure and sufficient oversight over financial reporting. The company three members of management, who also serve as its directors, resulting in a lack of adequate segregation of duties. Additionally, the company does not have an Audit Committee. Although not legally required to establish an Audit Committee, management believes that such a committee, including a financial expert, is an essential entity-level control for the company’s financial statements. Finally, due to the company's minimal operations and small size, we have not employed individuals with the accounting knowledge and expertise required to ensure accurate financial reporting in accordance with US GAAP.

2. The Company lacks appropriate information technology controls – As of March 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The names, ages and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Positions
Andrey Novokhatski 91 Portland Road, London W11 4LN U.K.	55	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Andrey Novokhatski has served as our President, Secretary, Treasurer, and sole Director since our incorporation on January 4, 2024. Mr. Andrey Novokhatski owns 100% of the outstanding shares of our common stock. Consequently, it was unilaterally decided that Mr. Andrey Novokhatski would also serve as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary, and the sole member of our Board of Directors.

Director Background:

•	Owner, Properties Lettings Management (2019-present)
•	CEO, Erica Productions, London, UK (2008-2018). The company produced media content for several Internet resources.
•	CEO, Media Arts Ltd, London, UK (2006-2008). The company produced media content for several Internet resources.

Education:

•	BSc in Computer Science, University of Greenwich (2006)
•	Studies in English Language, C&C++ Programming, and Databases, Lewisham College, UK. (Completed 1999)

We believe that Mr. Andrey Novokhatski’s specific experience, qualifications, and skills will enable us to develop our business.

During the past ten years our directors have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which one of our directors was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting our directors’ involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

INDEPENDENCE OF DIRECTORS

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees. The sole director will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our president and director, at the address appearing on the first page of this prospectus.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The sole director reviews the Company’s internal accounting controls, practices and policies.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Andrey Novokhatski, President, Director, Treasurer and Secretary	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0

Our officers and directors have not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

There are no current employment agreements between the company and its officers.

Mr. Andrey Novokhatski, currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Currently, there are no awards of options to executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of the date of this form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,317,706 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Andrey Novokhatski	3,500,000	66%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 30, 2024, we issued a total of 3,500,000 shares of restricted common stock to Andrey Novokhatski, our sole officer and director in consideration of $3,500,000.

Further, Mr. Andrey Novokhatski advanced funds to us. As of March 31, 2025 and 2024, Mr. Andrey Novokhatski, advanced us $11,131 and $304, respectively. Since January 4, 2024 (inception) to March 31, 2025, Mr. Andrey Novokhatski has loaned the Company $13,604 and the Company made repayments of $2,473. There is no due date for the repayment of the funds advanced by Mr. Andrey Novokhatski. The obligation to Mr. Andrey Novokhatski, does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Andrey Novokhatski, or the repayment of the funds to Mr. Andrey Novokhatski. The entire transaction was oral.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the year ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024 for professional services rendered by Bush & Associates CPA LLC, the independent auditor:

Fees	2025	2024
Audit Fees	$8,500	$–
Audit Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$8,500	$–

PART IV

Item 15. Exhibits and Financial Statement Schedules.

19	Policy Regarding Insider Trading

23.1	Consent of Registered Independent Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTASOFT CORP.

Date:	September 11, 2025	By:	/s/ Andrey Novokhatski
Andrey Novokhatski
Chief Executive Officer and Director (Principal Executive Officer), Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

