Form 10-Q
period 2025-09-30
DeltaSoft Corp
filed 2025-11-04
CIK 2020919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 4, 2025
Common Stock: $0.001	5,317,706

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

3

DELTASOFT CORP.

BALANCE SHEETS

	September 30, 2025 (Unaudited)	March 31, 2025 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$15,267	$38,771
Prepaid Expenses	20,000	–
Total Current Assets	35,267	38,771

Intangible Asset, Net	36,035	44,201

TOTAL ASSETS	$71,302	$82,972

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$32,438	$32,687
Related Party Loan	15,131	11,131
Total Current Liabilities	47,569	43,818

Total Liabilities	47,569	43,818

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,317,706 and 5,317,706 shares issued and outstanding as of September 30, 2025, and March 31, 2025, respectively	5,318	5,318
Additional Paid in Capital	34,536	34,536
Accumulated Income (Deficit)	(16,121)	(700)
Total Stockholders’ Equity	23,733	39,154

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$71,302	$82,972

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2025 and 2024

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Six months ended September 30, 2025	Six months ended September 30, 2024

REVENUE	$–	$7,330	$10,109	$27,984
Cost of Goods Sold	–	1,000	4,000	4,000
Gross Profit	–	6,330	6,109	23,984

OPERATING EXPENSES:
General and Administrative Expenses	4,098	3,555	8,181	3,682
Professional Fees	12,453	1,000	13,349	8,350
Total Operating Expenses	16,551	4,555	21,530	12,032

Net Income (Loss) from Operations	(16,551)	1,775	(15,421)	11,952

Provision for Income Taxes	–	–	–	–

Net Income (Loss)	$(16,551)	$1,775	$(15,421)	$11,952

Other Comprehensive Income (Loss):
Foreign Exchange Gains (Losses)	$–	$34	$–	$34

Comprehensive Income (Loss)	$(16,551)	$1,809	$(15,421)	$11,986

Net Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding - Basic & Diluted	5,317,706	3,500,000	5,317,706	3,500,000

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended September 30, 2025 and 2024

(Unaudited)

	Common stock		Additional	Accumulated Income	Total Stockholders’ Equity
	Shares	Amount	Paid in Capital	(Deficit)	(Deficit)

Balance as of March 31, 2024	3,500,000	$3,500	$–	$(273)	$3,227

Net Income for the Period ended	–	–	–	10,177	10,177

Balance as of June 30, 2024	3,500,000	$3,500	$–	$9,904	$13,404

Net Income for the Period ended	–	–	–	1,809	1,809

Balance as of September 30, 2024	3,500,000	$3,500	$–	$11,713	$15,213

Balance as of March 31, 2025	5,317,706	$5,318	$34,536	$(700)	$39,154

Net Income for the Period ended	–	–	–	1,130	1,130

Balance as of June 30, 2025	5,317,706	$5,318	$34,536	$430	$40,284

Net Income for the Period ended	–	–	–	(16,551)	(16,551)

Balance as of September 30, 2025	5,317,706	$5,318	$34,536	$(16,121)	$23,733

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF CASH FLOW

For the six months ended September 30, 2025 and 2024

(Unaudited)

	Six months ended September 30, 2025	Six months ended September 30, 2024

OPERATING ACTIVITIES:
Net income (loss)	$(15,421)	$11,986
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization	8,166	–
Changes in operating assets and liabilities:
Prepaid expenses	(20,000)	–
Accounts payable	(249)	7,039
Net cash used in Operating Activities	(27,504)	19,025

INVESTING ACTIVITIES:
Software development costs	–	(27,000)
Net cash provided by Investing Activities	–	(27,000)

FINANCING ACTIVITIES:
Proceeds from related party loan	4,000	5,000
Net cash provided by Financing Activities	4,000	5,000

Net Increase (Decrease) in Cash for period	(23,504)	(2,975)

Cash at beginning of period	38,771	3,531

Cash at end of period	$15,267	$556

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes	$–	$–
Cash Paid for Interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

DeltaSoft Corp. (the “Company”) was incorporated in January 4th 2024 under the laws of the State of Wyoming. We are development stage company and intends to commence operations in IT consulting services and software development.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As reflected in the financial statements, the Company had an accumulated deficit of $16,121 as of September 30, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2026. These unaudited condensed financial statements should be read in conjunction with the March 31, 2025, financial statements and notes thereto.

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

In September 2024, the Company capitalized software development costs of $27,000, which will be amortized over three years. As of September 30, 2025, the total amount of software development cost was $27,000 and the amortization expense was $9,000. The Company expects to recognize amortization expense of $4,500 for the remainder of the fiscal year ending March 31, 2026, amortization expense of $9,000 for the fiscal year ending March 31, 2027 and amortization expense of $4,500 for the fiscal year ending March 31, 2028.

In February and March 2025, the Company capitalized website development costs of $7,500 and $6,500, which will be amortized over three years, respectively. As of September 30, 2025, the total amount of website development cost was $14,000 and the amortization expense was $2,632. The Company expects to recognize amortization expense of $2,334 for the remainder of the fiscal year ending March 31, 2026, amortization expense of $4,667 for the fiscal year ending March 31, 2027 and amortization expense of $4,367 for the fiscal year ending March 31, 2028.

In March 2025, the Company capitalized mobile application development costs of $8,000, which will be amortized over three years. As of September 30, 2025, the total amount of mobile application development cost was $8,000 and the amortization expense was $1,333. The Company expects to recognize amortization expense of $1,334 for the remainder of the fiscal year ending March 31, 2026, amortization expense of $2,667 for the fiscal year ending March 31, 2027 and amortization expense of $2,666 for the fiscal year ending March 31, 2028.

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

As of September 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from January 4, 2024 (inception) through March 31, 2024, there was no difference between our net income (loss) and comprehensive income (loss). For the year ended March 31, 2025, our net loss was $461 and comprehensive loss was $427. For the six months ended September 30, 2025, there was no difference between our net income (loss) and comprehensive income (loss).

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from January 4, 2024 (inception) through September 30, 2025, our sole director has loaned to the Company $15,131 for operating expenses. This loan is unsecured, non-interest bearing and due on demand.

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

There were 5,317,706 and 5,317,706 shares of common stock issued and outstanding as of September 30, 2025, and March 31, 2025, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the six months ended September 30, 2025, and the year ended March 31, 2025, consists of the following:

	Six months ended September 30, 2025	Year ended March 31, 2025
Federal income tax benefit attributable to:
Current Operations	$(16,121)	$(700)
Less: valuation allowance	16,121	700
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Six months ended September 30, 2025	Year ended March 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$(3,385)	$(147)
Less: valuation allowance	3,385	147
Net deferred tax asset	$–	$–

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2025, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Periods Ended September 30, 2025 and 2024:

During the three months ended September 30, 2025 and 2024, the Company generated $0 and $7,330 of revenue, respectively. The decrease in revenue was primarily due to a reduction in the number of customers. The cost of goods sold for the three months ended September 30, 2025 and 2024 was $0 and $1,000, respectively.

Total expenses for the three months ended September 30, 2025, were $16,551 consisting of general and administrative expenses ($4,098) and professional fees ($12,453). Total expenses for the three months ended September 30, 2024, were $4,555 consisting of general and administrative expenses ($3,555) and professional fees ($1,000). Expenses increased in the current period compared to the prior year period primarily due to amortization expenses and higher professional fees.

For the three months ended September 30, 2025 and 2024, the company recorded a net income (loss) of $(16,551) and $1,775, respectively.

The total other comprehensive income for the three months ended September 30, 2025 and 2024 were $0 and $34, respectively.

Six Months Periods Ended September 30, 2025 and 2024:

During the six months ended September 30, 2025 and 2024, the Company generated $10,109 and $27,984 of revenue, respectively. The decrease in revenue was primarily due to a reduction in the number of customers. The cost of goods sold for the six months ended September 30, 2025 and 2024 was $4,000 and $4,000, respectively.

Total expenses for the six months ended September 30, 2025, were $21,530 consisting of general and administrative expenses ($8,181) and professional fees ($13,349). Total expenses for the six months ended September 30, 2024 were $12,032 consisting of general and administrative expenses ($3,682) and professional fees ($8,350). Expenses increased in the current period compared to the prior year period primarily due to amortization expenses.

For the six months ended September 30, 2025 and 2024, the company recorded a net income (loss) of $(15,421) and $11,952, respectively.

The total other comprehensive income for the six months ended September 30, 2025 and 2024 were $0 and $34, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025 and March 31, 2025, the Company’s total assets were $71,302 and $82,972, respectively. Total assets were comprised of $15,267 in cash ($38,771 as of March 31, 2025), $20,000 in prepaid expenses ($0 as of March 31, 2025) and $36,035 in intangible assets ($44,201 as of March 31, 2025). As of September 30, 2025, our total liabilities were $47,569 ($43,818 as of March 31, 2025) consisting of $32,438 in accounts payable ($32,687 as of March 31, 2025) and $15,131 in director loan ($11,131 as of March 31, 2025).

Cash Flows from Operating Activities

For the six months ended September 30, 2025 and 2024, net cash flows used in operating activities were $27,504 and $19,025, respectively.

Cash Flows from Investing Activities

For the six months ended September 30, 2025 and 2024, net cash flows from investing activities were $0 and $27,000.

Cash Flows from Financing Activities

For the six months ended September 30, 2025 and 2024, net cash flows provided by financing activities were $4,000 and $5,000, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

DELTASOFT CORP.

Date:	November 4, 2025	By:	/s/ Andrey Novokhatski
Andrey Novokhatski
Chief Executive Officer and Director (Principal Executive Officer), Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

