Form 10-K
period 2026-03-31
DeltaSoft Corp
filed 2026-07-10
CIK 2020919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from __________ to __________

Commission file number 000-56813

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

Yes ☐ No ☒

As of September 30, 2025, the number of shares held by non-affiliates was approximately 0 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price as of September 30, 2024, (the second quarter end date) was $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 10, 2026
Common Stock: $0.001	5,317,706

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

Item 1C. Cybersecurity.

Because the company has no employees, its cybersecurity risk management activities are limited. The company relies primarily on its third-party service providers, including its hosting, email, and cloud storage vendors, to maintain the security of the systems and information used in its business. Management evaluates these providers based on available security information, contractual commitments, and, where appropriate, industry certifications or other public assurances.

The company does not maintain a formal cybersecurity program, dedicated cybersecurity personnel, or in-house cybersecurity monitoring capabilities. Instead, the board of directors and management oversee cybersecurity risks informally by reviewing vendor relationships, account access, and any reported incidents from service providers.

For the fiscal year ended March 31, 2026, we did not identify any cybersecurity threats that have had, or are reasonably likely to have, a material impact on our business strategy, operations, or financial condition. However, despite our efforts to manage cybersecurity risks, we cannot guarantee that all threats will be eliminated or that we have not experienced any undetected cybersecurity incidents.

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

HOLDERS

As of July 10, 2026, the Company had 5,317,706 shares of our common stock issued and outstanding held by our shareholders.

DIVIDENDS

For the years ended March 31, 2026 and 2025, no cash dividends were paid on our shares of common stock.

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

There were 5,317,706 and 5,317,706 shares of common stock issued and outstanding as of March 31, 2026 and 2025, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the years ended March 31, 2026 and 2025:

During the years ended March 31, 2026 and 2025, the Company generated $37,918 and $46,431 of revenue, respectively. The decrease in revenue was primarily due to a reduction in the number of customers. The cost of goods sold for the years ended March 31, 2026 and 2025, was $15,100 and $12,300, respectively.

Total expenses for the year ended March 31, 2026, were $36,575 consisting of general and administrative expenses ($16,382) and professional fees ($20,193). Total expenses for the year ended March 31, 2025, were $34,592 consisting of general and administrative expenses ($20,540) and professional fees ($14,052). Expenses increased in the current period compared to the prior year period primarily due to amortization expenses and higher professional fees.

The other non-operating income for the years ended March 31, 2026 and 2025, were $13,681 and $0, respectively. The other non-operating income consists of debt forgiveness.

For the years ended March 31, 2026 and 2025, the company recorded a net loss of $76 and $461, respectively.

The other comprehensive income (loss) for the years ended March 31, 2026 and 2025, were $(210) and $34, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026 and 2025, the Company’s total assets were $73,338 and $82,972, respectively. Total assets were comprised of $25,470 in cash ($38,771 as of March 31, 2025), $20,000 in prepaid expenses ($0 as of March 31, 2025) and $27,868 in intangible assets ($44,201 as of March 31, 2025). As of March 31, 2026, our total liabilities were $34,470 ($43,818 as of March 31, 2025) consisting of $8,239 in accounts payable ($32,687 as of March 31, 2025) and $26,231 in director loan ($11,131 as of March 31, 2025).

Cash Flows from (used in) Operating Activities

For the years ended March 31, 2026 and 2025, net cash flows provided by (used in) operating activities was $(28,401) and $37,059, respectively.

Cash used in operating activities for the year ended March 31, 2026, can be attributed to net loss of $286 adjusted for $16,333 in amortization, and changes in prepaid expenses of $20,000, and accounts payable of $24,448.

Cash Flows from (used in) Investing Activities

For the years ended March 31, 2026 and 2025, net cash flows used in investing activities was $0 and $49,000, respectively.

Cash flows from investing activities for the year ended March 31, 2025, consisted of capitalized software development costs

Cash Flows from (provided by) Financing Activities

For the years ended March 31, 2026 and 2025, net cash flows provided by financing activities was $15,100 and $47,181, respectively.

Cash flows provided by financing activities for the year ended March 31, 2026, consisted of proceeds from related party loan. Cash flows provided by financing activities for the year ended March 31, 2025, consisted of proceeds from the sale of common stock ($36,354) and proceeds from related party loan ($10,827).

Recent Accounting Pronouncements

Our audited financial statements and the accompanying notes thereto found elsewhere in this report contain a description of recent accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

The Company's financial statements for the years ended March 31, 2026 and 2025, immediately follow.

FINANCIAL STATEMENTS

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Deltasoft, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deltasoft Corp as of March 31, 2026, and 2025, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and 2025, and the results of its operations and its cash flows for each of the two years ended March 31, 2026, and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred net loss and an accumulated deficit of $986 for the year ended March 31, 2026. The continuation of the Company as a going concern is dependent upon continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

July 9, 2026

DELTASOFT CORP.

BALANCE SHEETS

	March 31, 2026	March 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$25,470	$38,771
Prepaid Expenses	20,000	–
Total Current Assets	45,470	38,771

Intangible Asset, Net	27,868	44,201

TOTAL ASSETS	$73,338	$82,972

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$8,239	$32,687
Related Party Loan	26,231	11,131
Total Current Liabilities	34,470	43,818

Total Liabilities	34,470	43,818

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,317,706 and 5,317,706 shares issued and outstanding as of March 31, 2026 and 2025, respectively	5,318	5,318
Additional Paid in Capital	34,536	34,536
Accumulated Deficit	(986)	(700)
Total Stockholders’ Equity	38,868	39,154

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$73,338	$82,972

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

STATEMENTS OF OPERATIONS

For the years ended March 31, 2026 and 2025

	For the year ended March 31, 2026	For the year ended March 31, 2025

REVENUE	$37,918	$46,431
Cost of Goods Sold	15,100	12,300
Gross Profit	22,818	34,131

OPERATING EXPENSES:
General and Administrative Expenses	16,382	20,540
Professional Fees	20,193	14,052
Total Operating Expenses	36,575	34,592

Net Income (Loss) from Operations	(13,757)	(461)

Non-Operating Income (Loss):
Debt Forgiveness	13,681	–

Provision for Income Taxes	–	–

Net Income (Loss)	$(76)	$(461)

Other Comprehensive Income (Loss):
Foreign Exchange Gains (Losses)	(210)	34

Comprehensive Income (Loss)	$(286)	$(427)

Net Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic & Diluted	3,960,697	3,960,697

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

For the years ended March 31, 2026 and 2025

	Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance as of March 31, 2024	3,500,000	$3,500	$–	$(273)	$3,227

Common Shares Issued for Cash	1,817,706	1,818	34,536	–	36,354
Net Income (Loss) for the Period	–	–	–	(427)	(427)

Balance as of March 31, 2025	5,317,706	$5,318	$34,536	$(700)	$39,154

Net Income (Loss) for the Period	–	–	–	(286)	(286)

Balance as of March 31, 2026	5,317,706	$5,318	$34,536	$(986)	$38,868

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

STATEMENTS OF CASH FLOW

For the years ended March 31, 2026 and 2025

	For the year ended March 31, 2026	For the year ended March 31, 2025

OPERATING ACTIVITIES:
Net income (loss)	$(286)	$(427)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization	16,333	4,799
Changes in operating assets and liabilities:
Prepaid expenses	(20,000)	–
Accounts payable	(24,448)	32,687
Net cash provided by (used in) Operating Activities	(28,401)	37,059

INVESTING ACTIVITIES:
Software development costs	–	(49,000)
Net cash used in Investing Activities	–	(49,000)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	36,354
Proceeds from related party loan	15,100	10,827
Net cash provided by Financing Activities	15,100	47,181

Net Increase (Decrease) in Cash for period	(13,301)	35,240

Cash at beginning of period	38,771	3,531

Cash at end of period	$25,470	$38,771

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes	$–	$–
Cash Paid for Interest	$–	$–

The accompanying notes are an integral part of these financial statements.

DELTASOFT CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

DeltaSoft Corp. (the “Company”) was incorporated in January 4th 2024 under the laws of the State of Wyoming. We are development stage company and intends to commence operations in IT consulting services and software development.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As reflected in the financial statements, the Company had an accumulated deficit of $986 as of March 31, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

In September 2024, the Company capitalized software development costs of $27,000, which will be amortized over three years. As of March 31, 2026, the total amount of software development cost was $27,000 and the amortization expense was $13,500. The Company expects to recognize amortization expense of $9,000 for the fiscal year ending March 31, 2027 and amortization expense of $4,500 for the fiscal year ending March 31, 2028.

In February and March 2025, the Company capitalized website development costs of $7,500 and $6,500, which will be amortized over three years, respectively. As of March 31, 2026, the total amount of website development cost was $14,000 and the amortization expense was $4,965. The Company expects to recognize amortization expense of $4,667 for the fiscal year ending March 31, 2027 and amortization expense of $4,367 for the fiscal year ending March 31, 2028.

In March 2025, the Company capitalized mobile application development costs of $8,000, which will be amortized over three years. As of March 31, 2026, the total amount of mobile application development cost was $8,000 and the amortization expense was $2,667. The Company expects to recognize amortization expense of $2,667 for the fiscal year ending March 31, 2027 and amortization expense of $2,666 for the fiscal year ending March 31, 2028.

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

As of March 31, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended March 31, 2025, our net loss was $461 and comprehensive loss was $427. For the year ended March 31, 2026, our net loss was $76 and comprehensive loss was $286.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from January 4, 2024 (inception) through March 31, 2026, our sole director has loaned to the Company $26,231 for operating expenses. This loan is unsecured, non-interest bearing and due on demand.

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

There were 5,317,706 and 5,317,706 shares of common stock issued and outstanding as of December 31, 2025 and March 31, 2025, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2026, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the years ended March 31, 2026 and 2025, consists of the following:

	For the year ended March 31, 2026	Rate %	For the year ended March 31, 2025	Rate %
Federal income tax benefit attributable to:
Current Operations	$(60)	(21)%	$(90)	(21)%
Less: valuation allowance	60	21%	90	21%
Net provision for Federal income taxes	$–	0.00%	$–	0.00%

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	As of March 31, 2026	As of March 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$(207)	$(147)
Less: valuation allowance	207	147
Net deferred tax asset	$–	$–

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2026, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Andrey Novokhatski, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. The Company lacks appropriate information technology controls – As of March 31, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Andrey Novokhatski has served as our President, Secretary, Treasurer, and sole Director since our incorporation on January 4, 2024. Mr. Andrey Novokhatski owns 66% of the outstanding shares of our common stock. Consequently, it was unilaterally decided that Mr. Andrey Novokhatski would also serve as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary, and the sole member of our Board of Directors.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the years ended March 31, 2026 and 2025:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Andrey Novokhatski, President,	2026	0	0	0	0	0	0	0	0
Director, Treasurer and Secretary	2025	0	0	0	0	0	0	0	0

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

Further, Mr. Andrey Novokhatski advanced funds to us. As of March 31, 2026 and 2025, Mr. Andrey Novokhatski, advanced us $26,231 and $11,131, respectively. Since January 4, 2024 (inception) to March 31, 2026, Mr. Andrey Novokhatski has loaned the Company $28,704 and the Company made repayments of $2,473. There is no due date for the repayment of the funds advanced by Mr. Andrey Novokhatski. The obligation to Mr. Andrey Novokhatski, does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Andrey Novokhatski, or the repayment of the funds to Mr. Andrey Novokhatski. The entire transaction was oral.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended March 31, 2026 and 2025, for professional services rendered by Boladale Lawal & Co, the independent auditor, and Bush & Associates CPA LLC, the former independent auditor:

Fees	2026	2025
Audit Fees	$12,900	$8,500
Audit Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$12,900	$8,500

PART IV

Item 15. Exhibits and Financial Statement Schedules.

19	Policy Regarding Insider Trading (Incorporated by reference filed with Form 10-K on September 11, 2025)

23.1	Consent of Registered Independent Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTASOFT CORP.

Date:	July 10, 2026	By:	/s/ Andrey Novokhatski
Andrey Novokhatski
Chief Executive Officer and Director (Principal Executive Officer), Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

