Form 10-Q
period 2026-06-30
DeltaSoft Corp
filed 2026-08-12
CIK 2020919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Securities registered pursuant to Section 12(g) of the Act: ordinary shares, par value $0.001 per share

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2026
Common Stock: $0.001	5,317,706

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

3

DELTASOFT CORP.

BALANCE SHEETS

	June 30, 2026 (Unaudited)	March 31, 2026 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$8,449	$25,470
Prepaid Expenses	20,000	20,000
Total Current Assets	28,449	45,470

Intangible Asset, Net	27,313	27,868

TOTAL ASSETS	$55,762	$73,338

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$224	$8,239
Related Party Loan	26,231	26,231
Total Current Liabilities	26,455	34,470

Total Liabilities	26,455	34,470

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,317,706 and 5,317,706 shares issued and outstanding as of June 30, 2026, and March 31, 2026, respectively	5,318	5,318
Additional Paid in Capital	34,536	34,536
Accumulated Deficit	(10,547)	(986)
Total Stockholders’ Equity	29,307	38,868

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$55,762	$73,338

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2026 and 2025

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025

REVENUE	$–	$10,109
Cost of Goods Sold	–	4,000
Gross Profit	–	6,109

OPERATING EXPENSES:
General and Administrative Expenses	5,413	4,083
Professional Fees	4,323	896
Total Operating Expenses	9,736	4,979

Net Income (Loss) from Operations	(9,736)	1,130

Provision for Income Taxes	–	–

Net Income (Loss)	$(9,736)	$1,130

Other Comprehensive Income (Loss):
Foreign Exchange Gains (Losses)	175	–

Comprehensive Income (Loss)	$(9,561)	$1,130

Net Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding - Basic & Diluted	5,317,706	5,317,706

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2026 and 2025

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance as of March 31, 2025	5,317,706	$5,318	$34,536	$(700)	$39,154

Net Income for the Period Ended	–	–	–	1,130	1,130

Balance as of June 30, 2025	5,317,706	$5,318	$34,536	$430	$40,284

Balance as of March 31, 2026	5,317,706	$5,318	$34,536	$(986)	$38,868

Net Loss for the Period Ended	–	–	–	(9,561)	(9,561)

Balance as of June 30, 2026	5,317,706	$5,318	$34,536	$(10,547)	$29,307

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

STATEMENTS OF CASH FLOW

For the three months ended June 30, 2026 and 2025

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025

OPERATING ACTIVITIES:
Net income (loss)	$(9,561)	$1,130
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization	4,291	4,083
Changes in operating assets and liabilities:
Prepaid expenses	–	(20,000)
Accounts payable	(8,015)	(1)
Net cash provided by (used in) Operating Activities	(13,285)	(14,788)

INVESTING ACTIVITIES:
Software development costs	(3,736)	–
Net cash used in Investing Activities	(3,736)	–

FINANCING ACTIVITIES:
Proceeds from related party loan	–	4,000
Net cash provided by Financing Activities	–	4,000

Net Increase (Decrease) in Cash for period	(17,021)	(10,788)

Cash at beginning of period	25,470	38,771

Cash at end of period	$8,449	$27,983

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes	$–	$–
Cash Paid for Interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

DELTASOFT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

DeltaSoft Corp. (the “Company”) was incorporated in January 4th 2024 under the laws of the State of Wyoming. We are development stage company and intends to commence operations in IT consulting services and software development.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As reflected in the financial statements, the Company had an accumulated deficit of $10,547 as of June 30, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2026, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2027. These unaudited condensed financial statements should be read in conjunction with the March 31, 2026, financial statements and notes thereto.

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

In September 2024, the Company capitalized software development costs of $27,000, which will be amortized over three years. In May 2026, the Company capitalized software upgrade development costs of $3,736, which will be amortized over three years. As of June 30, 2026, the total amount of software development cost was $30,736 and the amortization expense was $15,958. The Company expects to recognize amortization expense of $7,684 for the remainder of the fiscal year ending March 31, 2027, amortization expense of $5,745 for the fiscal year ending March 31, 2028, amortization expense of $1,245 for the fiscal year ending March 31, 2029, and amortization expense of $104 for the fiscal year ending March 31, 2030.

In February and March 2025, the Company capitalized website development costs of $7,500 and $6,500, which will be amortized over three years, respectively. As of June 30, 2026, the total amount of website development cost was $14,000 and the amortization expense was $6,132. The Company expects to recognize amortization expense of $3,500 for the fiscal year ending March 31, 2027, and amortization expense of $4,367 for the fiscal year ending March 31, 2028.

In March 2025, the Company capitalized mobile application development costs of $8,000, which will be amortized over three years. As of June 30, 2026, the total amount of mobile application development cost was $8,000 and the amortization expense was $3,333. The Company expects to recognize amortization expense of $2,000 for the remainder of the fiscal year ending March 31, 2027, and amortization expense of $2,667 for the fiscal year ending March 31, 2028.

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

As of June 30, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from January 4, 2024 (inception) through March 31, 2024, there was no difference between our net income (loss) and comprehensive income (loss). For the year ended March 31, 2026, our net loss was $76 and comprehensive loss was $286. For the three months ended June 30, 2026, our net loss was $9,736 and comprehensive loss was $9,561.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from January 4, 2024 (inception) through June 30, 2026, our sole director has loaned to the Company $26,231 for operating expenses. This loan is unsecured, non-interest bearing and due on demand.

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

There were 5,317,706 and 5,317,706 shares of common stock issued and outstanding as of June 30, 2026, and March 31, 2026, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2026, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2026, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Periods Ended June 30, 2026 and 2025:

During the three months ended June 30, 2026 and 2025, the Company generated $0 and $10,109 of revenue, respectively. The cost of goods sold for the three months ended June 30, 2026 and 2025 was $0 and $4,000, respectively.

Total expenses for the three months ended June 30, 2026, were $9,736 consisting of general and administrative expenses ($5,413) and professional fees ($4,323). Total expenses for the three months ended June 30, 2025, were $4,979 consisting of general and administrative expenses ($4,083) and professional fees ($896). Expenses increased in the current period compared to the prior year period primarily due to amortization expenses and higher professional fees.

For the three months ended June 30, 2026 and 2025, the company recorded a net income (loss) of $(9,736) and $1,130, respectively.

The total other comprehensive income for the three months ended June 30, 2026 and 2025 were $175 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, and March 31, 2026, the Company’s total assets were $55,762 and $73,338, respectively. Total assets were comprised of $8,449 in cash ($25,470 as of March 31, 2026), $20,000 in prepaid expenses ($20,000 as of March 31, 2026) and $27,313 in intangible assets ($27,868 as of March 31, 2026). As of June 30, 2026, our total liabilities were $26,455 ($34,470 as of March 31, 2026) consisting of $224 in accounts payable ($8,239 as of March 31, 2026) and $26,231 in director loan ($26,231 as of March 31, 2026).

Cash Flows from Operating Activities

For the three months ended June 30, 2026 and 2025, net cash flows used in operating activities were $13,285 and $14,788, respectively.

Cash Flows from Investing Activities

For the three months ended June 30, 2026 and 2025, net cash flows from investing activities were $3,736 and $0.

Cash Flows from Financing Activities

For the three months ended June 30, 2026 and 2025, net cash flows provided by financing activities were $0 and $4,000, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

DELTASOFT CORP.

Date:	August 12, 2026	By:	/s/ Andrey Novokhatski
Andrey Novokhatski
Chief Executive Officer and Director (Principal Executive Officer), Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

